Form 10-K
period 1998-12-31
LEHMAN STRUCTURED SECURITIES CORP
filed 1999-03-31
CIK 1020826

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)    |X| Annual Report pursuant to Section 13 or 15(d) of
             the Securities and Exchange Act of 1934 for fiscal year
                             ended December 31, 1998
                                      or
              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 333-10027
                                                ---------

                       LEHMAN STRUCTURED SECURITIES CORP.
  (In Respect of COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-1)
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       043342274
---------------------------------------                -------------------
    (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

     200 Vesey Street, 24th Floor
         New York, New York                                  10285
---------------------------------------                -------------------
(Address of Principal Executive Offices)                    Zip Code

                                (212) 526-5596
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  |_|        No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999.

                                 Not Applicable.

Number of shares of common stock outstanding as of January 31, 1999.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                     None.

                       LEHMAN STRUCTURED SECURITIES CORP.
          COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1996-1
                                    FORM 10-K

                                      INDEX

                                                                           Page
                                                                           ----
PART I.

      Item 1.  Business....................................................  4
      Item 2.  Properties................................................... 4
      Item 3.  Legal Proceedings...........................................  4
      Item 4.  Submission of Matters to a Vote of Security Holders.........  4

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................  4
      Item 6.  Selected Financial Data.....................................  5
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  5
      Item 8.  Financial Statements and Supplementary Data.................  5
      Item 9.  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.......................  5

PART III.

      Item 10. Directors and Executive Officers of the Registrant .......... 5
      Item 11. Executive Compensation ...................................... 5
      Item 12. Security Ownership of Certain Beneficial Owners
                 and Management ............................................ 5
      Item 13. Certain Relationships and Related Transactions .............. 5

PART IV.

      Item 14. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K ............................................... 5

      Supplemental Information to be Furnished with Reports Filed Pursuant to
        Section 15(d) of the Securities Exchange Act of 1934 of Registrants Which Have Not Registered Securities Pursuant to Section 12 of
        such Act. .........................................................  6
SIGNATURES.................................................................  7

INDEX OF EXHIBITS..........................................................  8

                                    PART I


Item 1.  Business

This Annual Report is being filed by State Street Bank and Trust Company, solely in its capacity as Trustee (in such capacity, the Trustee) under the Trust Agreement dated as of October 1, 1996 (the "Trust Agreement") between Lehman Structured Securities Corp. as depositor ("Registrant") and State Street Bank and Trust Company, as trustee, pursuant to which Trust Agreement the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1996-1 (the "Certificates") were issued. Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Trust Agreement.

The information requested by this item is not applicable as the only business of the Trust formed under the Trust Agreement hereinafter identified is the receipt of distributions of a portion of the Resolution Trust Corporation Commercial Mortgage Pass-Through Certificates, Series 1994-C1, Class E (the "Underlying Certificate") held by the Trust, which portion of the Underlying Certificates are the only assets of the Trust.

The information contained in this Annual Report on Form 10-K has been or is based on information supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

As used in this Annual Report on Form 10-K, "Not Applicable" or "not applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates.

Item 2.  Properties

Information regarding the assets of the Trust (the "Underlying Certificates") has been set forth in the Prospectus and Prospectus Supplement relating to the Certificates and filed with the Commission.

Item 3.  Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the Trust or (ii) with respect to the Certificates or the Trust, the Registrant or the Trustee other than ordinary routine litigation, if any, incidental to the Trustee's or the Registrant's duties under the Trust Agreement and not material when taken as a whole.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1998 there are an aggregate of three (3) registered holders of all Classes of the Certificates.

Item 6.  Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Not Applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.1.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

         Not Applicable.

         (a)(2) Financial Statement Schedules

         Not Applicable.

         (a)(3) Exhibits

            Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

            4. Trust Agreement dated as of October 1, 1996, by and between Lehman Structured Securities Corp., as depositor, and State Street Bank and Trust Company, as Trustee.

            99.1* Security Ownership of Certain Beneficial Owners.

            99.2  Aggregate Data With Respect to Distributions on the
                  Certificates.

            (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

                Report on Form 8-K dated October 13, 1998, reporting items 5 and 7.

                Report on Form 8-K dated November 2, 1998, reporting items 5 and 7.

                Report on Form 8-K dated December 7, 1998, reporting items 5 and 7.

            (c) Information aggregating certain data information reported to certificateholders with respect to distributions on their Certificates made in 1998 is set forth in Exhibit 99.2 annexed hereto.

------------------
*  Filed herewith




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LEHMAN STRUCTURED SECURITIES CORP. (In
                                  Respect of its COMMERCIAL MORTGAGE PASS-
                                  THROUGH CERTIFICATES, SERIES 1996-1)

Dated:  March 31, 1999            By:   State Street Bank and Trust Company,
                                        solely in its capacity as Trustee of
                                        the Trust for the Registrant's
                                        Commercial Mortgage Pass-Through
                                        Certificates, Series 1996-1 and not
                                        individually


                                  By:  /s/ Vaneta Bernard
                                       -----------------------------------------
                                       Vaneta Bernard, Assistant Vice President

                                INDEX OF EXHIBITS


Exhibit No.       Description
-----------       -----------

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances).

99.2 Aggregate Data With Respect to Distributions on the Certificates Made in 1998.